Form 10-Q
period 2026-09-30
Scribe Therapeutics, Inc.
filed 2026-11-12
CIK 1853921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2026, the registrant had 18,937,519 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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
•
our expectations regarding expenses, future revenue, capital requirements and our needs for additional financing; and
•
our expected use of the net proceeds from our initial public offering, the concurrent private placement, and our existing cash, cash equivalents, and available-for-sale marketable securities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and

ii

circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCRIBE THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$172,050	$12,796
Available-for-sale marketable securities	2,180	45,167
Receivable from collaboration partners	874	7,092
Prepaid expenses and other current assets	3,783	1,879
Total current assets	178,887	66,934
Operating lease right-of-use asset	2,631	3,064
Property and equipment, net	5,151	7,008
Restricted cash	675	675
Other long-term assets	586	538
Total assets	$187,930	$78,219
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,767	$4,566
Accrued expenses and other current liabilities	8,329	6,405
Accrued license fees	—	375
Deferred revenue, current	25,419	21,087
Convertible Note	-	35,339
Operating lease liabilities, current portion	1,413	1,285
Total current liabilities	37,928	69,057
Operating lease liabilities, net of current portion	3,728	4,804
Other non-current liabilities	8,151	7,485
Deferred revenue, non-current	12,953	19,936
Total liabilities	62,760	101,282
Redeemable convertible preferred stock, $0.001 par value; zero shares authorized, issued and outstanding as of September 30, 2026; 29,182,118 shares authorized, and 4,915,299 shares issued and outstanding as of December 31, 2025; liquidation preference of $120,705 as of December 31, 2025	—	120,356
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 10,000,000 shares and zero shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero shares and zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 500,000,000 and 52,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 18,936,886 and 2,451,167 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	36	14
Additional paid-in capital	316,528	14,239
Accumulated deficit	(191,394)	(157,707)
Accumulated other comprehensive income	—	35
Total stockholders’ equity (deficit)	125,170	(143,419)
Total liabilities, preferred stock, and stockholders’ equity (deficit)	$187,930	$78,219

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCRIBE THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$1,636	$20,113	$5,787	$42,136
Operating expenses:
Research and development	8,259	14,421	28,386	44,297
General and administrative	4,239	3,531	10,084	12,863
Total operating expenses	12,498	17,952	38,470	57,160
(Loss) / income from operations	(10,862)	2,161	(32,683)	(15,024)
Interest income and other income, net	1,230	772	2,128	2,716
Interest expense	—	(598)	(875)	(1,795)
Change in fair value of Convertible Note	—	(539)	(1,585)	1,543
Net (loss) / income before provision for income taxes	(9,632)	1,796	(33,015)	(12,560)
(Provision for) / benefit from income taxes	(231)	(324)	(672)	703
Net (loss) / income	$(9,863)	$1,472	$(33,687)	$(11,857)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale marketable securities	2	22	(35)	(71)
Net comprehensive (loss) / income	$(9,861)	$1,494	$(33,722)	$(11,928)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$—	$(5.16)	$(4.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,498,422	2,430,957	6,522,436	2,425,890

The accompanying notes are an integral part of these unaudited condensed financial statements

SCRIBE THERAPEUTICS INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2025	4,915,299	$120,356	2,451,167	$14	$14,239	$35	$(157,707)	$(143,419)
Issuance of common stock upon exercise of stock options	—	—	17,026	—	93	—	—	93
Stock-based compensation expense	—	—	—	—	1,970	—	—	1,970
Net loss	—	—	—	—	—	—	(17,347)	(17,347)
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(35)	—	(35)
Balance at March 31, 2026	4,915,299	$120,356	2,468,193	$14	$16,302	$—	$(175,054)	$(158,738)
Issuance of common stock upon exercise of stock options	—	—	17,041	—	144	—	—	144
Stock-based compensation expense	—	—	—	—	227	—	—	227
Net loss	—	—	—	—	—	—	(6,477)	(6,477)
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2026	4,915,299	$120,356	2,485,234	$14	$16,673	$(2)	$(181,531)	$(164,846)
Conversion of convertible note to common stock upon maturity	—	—	1,054,828	6	37,793	—	—	37,799
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(4,915,299)	(120,356)	4,915,299	5	120,351	—	—	120,356
Issuance of common stock from initial public offering, net of issuance costs of $4.9 million	—	—	9,867,000	10	132,745	—	—	132,755
Issuance of common stock from concurrent private placement, net of issuance costs of $0.1 million	—	—	500,000	1	7,399	—	—	7,400
Issuance of common stock from common stock warrants exercised upon initial public offering	—	—	59,066	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	55,459	—	352	—	—	352
Stock-based compensation expense	—	—	—	—	1,215	—	—	1,215
Net loss	—	—	—	—	—	—	(9,863)	(9,863)
Net unrealized gain on available-for-sale marketable securities	—	—	—	—	—	2	—	2
Balance at September 30, 2026	—	$—	18,936,886	$36	$316,528	$—	$(191,394)	$125,170

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2024	4,915,299	$120,356	2,417,435	$14	$9,954	$72	$(135,899)	$(125,859)
Stock-based compensation expense	—	—	—	—	671	—	—	671
Net loss	—	—	—	—	—	—	(3,425)	(3,425)
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(57)	—	(57)
Balance at March 31, 2025	4,915,299	$120,356	2,417,435	$14	$10,625	$15	$(139,324)	$(128,670)
Issuance of common stock upon exercise of stock options	—	—	13,521	—	51	—	—	51
Stock-based compensation expense	—	—	—	—	676	—	—	676
Net loss	—	—	—	—	—	—	(9,903)	(9,903)
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(36)	—	(36)
Balance at June 30, 2025	4,915,299	$120,356	2,430,956	$14	$11,352	$(21)	$(149,227)	$(137,882)
Stock-based compensation expense	—	—	—	—	2,231	—	—	2,231
Net income	—	—	—	—	—	—	1,472	1,472
Net unrealized gain on available-for-sale marketable securities	—	—	—	—	—	22	—	22
Balance at September 30, 2025	4,915,299	$120,356	2,430,956	$14	$13,583	$1	$(147,755)	$(134,157)

The accompanying notes are an integral part of these unaudited condensed financial statements

SCRIBE THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(33,687)	$(11,857)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,895	2,168
Loss on disposal of equipment	4	6
Stock-based compensation expense	3,412	3,578
Interest expense	875	1,795
Change in fair value of convertible note	1,585	(1,544)
Net amortization/accretion on available-for-sale marketable securities	259	1,242
Amortization of right-of-use asset	433	355
Expensed deferred offering costs	—	3,583
Cash received from government grants	3,830	—
Changes in operating assets and liabilities:
Receivables from collaboration partners	6,219	242
Prepaid expenses and other current assets	(1,902)	(235)
Other long-term assets	(518)	78
Accounts payable	(1,771)	830
Deferred revenue	(2,652)	(29,280)
Accrued license fees	—	(750)
Accruals and other current liabilities	(1,843)	(16)
Operating lease liabilities	(947)	(820)
Other non-current liabilities	665	(921)
Net cash used in operating activities	(24,143)	(31,546)
Cash flows from investing activities
Purchases of property and equipment	(40)	(1,255)
Maturities of available-for-sale marketable securities	47,535	79,969
Purchases of available-for-sale marketable securities	(4,842)	(50,613)
Net cash provided by investing activities	42,653	28,101
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts, commissions and other offering costs	132,755	—
Proceeds from issuance of common stock from concurrent private placement, net of issuance costs	7,400	—
Proceeds from exercise of stock options	589	51
Net cash provided by financing activities	140,744	51
Net change in cash, cash equivalents and restricted cash	159,254	(3,394)
Cash, cash equivalents and restricted cash, at the beginning of the period	13,471	13,277
Cash, cash equivalents and restricted cash, at the end of the period	172,725	9,883
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note to common stock upon maturity	$37,799	$—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$120,356	$—
Unpaid fixed asset acquisitions	$15	$2

The accompanying notes are an integral part of these unaudited condensed financial statements

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

Initial Public Offering and Concurrent Private Placement

On July 23, 2026, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 relating to its initial public offering ("IPO"). On July 27, 2026, the Company completed its IPO and issued 9,867,000 shares of common stock, including 1,287,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a price of $15.00 per share. In connection with the IPO, the Company received net proceeds of approximately $132.8 million after deducting underwriting discounts and commissions and other offering costs.

On July 17, 2026, Sanofi agreed to purchase 500,000 shares of the Company's common stock in a concurrent private placement at a purchase price equal to the initial public offering price of $15.00 per share. The private placement closed on July 27, 2026 concurrently with the completion of the IPO and generated aggregate gross proceeds of approximately $7.5 million. Aggregate gross proceeds from the IPO and concurrent private placement were approximately $155.5 million before deducting underwriting discounts, commissions and offering expenses. After deducting underwriting discounts, commissions and other offering costs, the Company received net proceeds of approximately $140.2 million from the IPO and concurrent private placement.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern.

Since inception, the Company has devoted substantially all of its efforts to research and development activities, establishing and protecting its intellectual property, recruiting personnel, raising capital and conducting business planning. The Company has funded its operations primarily through proceeds received from collaboration and license agreements, the issuance of redeemable convertible preferred stock and convertible debt, government grants, and proceeds from the Company's initial public offering and concurrent private placement.

As of September 30, 2026, the Company had cash, cash equivalents and available-for-sale marketable securities of $174.2 million. The Company has incurred recurring losses and negative cash flows from operations since inception. Net losses were $33.7 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $191.4 million.

The Company believes that its existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund its planned operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.

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

The significant accounting policies and estimates used in the preparation of these financial statements are consistent with those described in the Company’s audited financial statements for the year ended December 31, 2025, except for the recently adopted accounting policies described below.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes recognition, measurement, presentation and disclosure requirements for government grants received by business entities. Under the guidance, a government grant is recognized when it is probable that the entity will comply with the conditions attached to the grant and that the grant will be received. The Company early adopted ASU 2025-10 effective January 1, 2026 using the modified prospective transition method. The Company adopted the guidance in connection with grants awarded by the CIRM and accounts for such grants as income-related government grants under ASC 832. The Company elected to present grant amounts recognized in earnings as a reduction of research and development expense. The adoption of the standard did not have a material impact on the Company's condensed financial statements other than the establishment of accounting policies and related disclosures for government grants.

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

Concentration of Credit Risk

The Company recognized revenue from collaboration partners in the three and nine months ended September 30, 2026 and 2025, with all revenue generated within the United States. The percentages of collaboration revenue and accounts receivable from each of the Company’s customers that individually accounted for 10% or more of its total collaboration revenue and accounts receivable were as follows:

	Accounts Receivable, net		Revenue		Revenue
	As of September 30,	As of December 31,	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Prevail	95%	98%	100%	22%	100%	62%
Sanofi	*	*	*	78%	*	38%

As of September 30, 2026 and December 31, 2025, the Company reported no contract assets. The Company routinely assesses its accounts receivable and contract assets for potential impairment and credit losses. As of September 30, 2026 and December 31, 2025, no impairment or credit loss allowance was recorded.

Unaudited Interim Financial Information

The accompanying condensed financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, are unaudited. The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements included in the Company's final prospectus filed with the Securities and Exchange Commission on July 24, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or for any other future period. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, included in the Company's final prospectus filed with the Securities and Exchange Commission on July 24, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

3. Fair Value Measurements

The Company’s financial assets and financial liabilities recognized at fair value consisted of the following (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$171,973	$—	$—	$171,973
U.S. treasury securities	—	2,180	—	2,180
Total financial assets	$171,973	$2,180	$—	$174,153

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$12,695	$—	$—	$12,695
U.S. treasury securities	—	45,167	—	45,167
Total financial assets	$12,695	$45,167	$—	$57,862
Financial Liabilities:
Convertible note	$—	$—	$35,339	$35,339
Total financial liabilities	$—	$—	$35,339	$35,339

The Company’s securities are valued using third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models and observable market inputs to determine value. There have been no transfers within the hierarchies during the nine months ended September 30, 2026.

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

The following table provides a reconciliation of the beginning and ending balances of the convertible note fair value for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(in thousands)	(in thousands)
Fair value at the beginning of the period	$37,799	$35,339
Accrued stated interest	—	875
Change in fair value	—	1,585
Derecognition upon conversion	(37,799)	(37,799)
Fair value at end of period	$—	$—

4. Marketable Securities

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities, by major security type as of September 30, 2026 and December 31, 2025 are presented in the following tables (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	$171,973	$—	$—	$171,973
U.S. treasury securities	2,180	—	—	2,180
Total cash equivalents and available-for-sale marketable securities	$174,153	$—	$—	$174,153
Classified as:
Cash equivalents				$171,973
Short-term available-for-sale marketable securities				2,180
Total cash equivalents and available-for-sale marketable securities				$174,153

As of September 30, 2026, total cash, cash equivalents and available-for-sale marketable securities of $174.2 million includes cash equivalents and marketable securities of $174.2 million plus cash of less than $0.1 million.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets:
Money market funds	$12,695	$—	$—	$12,695
U.S. treasury securities	45,132	35	—	45,167
Total cash equivalents and available-for-sale marketable securities	$57,827	$35	$—	$57,862
Classified as:
Cash equivalents				12,695
Short-term investments				45,167
Total cash equivalents and available-for-sale marketable securities				$57,862

As of December 31, 2025, total cash, cash equivalents and available-for-sale marketable securities of $58.0 million includes cash equivalents and marketable securities of $57.9 million plus cash of $0.1 million.

The fair values of available-for-sale securities by contractual maturity as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Due in 1 year or less	2,180	45,167
Due in 1 - 2 years	—	—
Due in 3 years	—	—
Instruments not due at a single maturity date	171,973	12,695
Total available-for-sale marketable securities	$174,153	$57,862

As of September 30, 2026 and December 31, 2025, the Company recognized less than $0.1 million and $0.2 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the balance sheet. As of September 30, 2026 and December 31, 2025, the remaining contractual maturities of available-for-sale securities were less than one year. There have been no realized losses on available-for-sale securities for the three and nine months ended September 30, 2026 and 2025, respectively. The Company believes there are no other-than-temporary impairments on these securities as of September 30, 2026 and December 31, 2025, respectively, because the Company does not intend to sell these securities, nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. None of the Company’s available-for-sale marketable securities have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2026 and December 31, 2025, respectively.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Government grant receivable	$2,230	$—
Prepaid expenses	1,485	1,621
Accrued interest	41	240
Other receivables	27	18
Total	$3,783	$1,879

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Laboratory equipment	$11,785	$11,768
Leasehold improvements	4,942	4,939
Computer equipment and software	906	903
Furniture and office equipment	327	325
Total	17,960	17,935
Less: Accumulated depreciation and amortization	(12,809)	(10,927)
Property and equipment, net	$5,151	$7,008

Depreciation expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2026, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued compensation	$3,497	$4,365
Government grant liability	3,258	—
Accrued expenses	1,565	1,974
Accrued taxes	9	—
Other current liabilities	—	66
Total	$8,329	$6,405

6. Collaboration and License Agreements

Regents Exclusive License Agreements

Under the exclusive license agreement with the Regents of the University of California (the "UCB Exclusive License Agreement"), the Company is required to pay annual license maintenance fees as well as the following payments: future development and regulatory milestone payments totaling up to $27.7 million; future commercial milestone payments totaling up to $3.6 million; and royalties on future sales at percentage rates ranging from the low to mid-single digits. The Company accounts for license fees, sublicensee fees and license maintenance fees as research and development expenses when fees are due and payable and accounts for future milestones and royalty payments when the contingency is resolved and consideration is issued or becomes issuable. For the three and nine months ended September 30, 2026, the Company recorded less than $0.2 million and $0.6 million in total expenses under this agreement, respectively. For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.5 million in total expenses under this agreement, respectively. No other milestone payments or royalties were considered probable or estimable as of September 30, 2026 or December 31, 2025.

Acuitas Agreements

The Company has a development and option agreement and a non-exclusive license agreement with Acuitas to develop products combining the Company’s gene editing technology and Acuitas’s LNP technology. Under the non-exclusive license agreement, the Company will be required to pay Acuitas up to $20.0 million in future development and regulatory milestone payments and up to $40.0 million in future commercial milestone payments per licensed product. The Company will also be obligated to pay Acuitas royalties at percentage rates in the low single digits on future net sales of licensed products by the Company and its sublicensees, subject to reduction under certain customary conditions. For the three and nine months ended September 30, 2026, the Company recognized $0 million and $2.0 million in research and development expenses related to these agreements, respectively. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.6 million in research and development expenses related to these agreements, respectively. No other milestones have been met or were probable as of September 30, 2026 and December 31, 2025. The Company remains obligated to pay future development, regulatory, and commercial milestones, as well as royalties on net sales, upon the successful achievement of such events.

Collaboration Revenue

The following table summarizes the revenue recognized from collaboration partners (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Prevail	$1,629	$4,464	$5,780	$26,032
Sanofi	7	15,649	7	16,104
Total Revenue	$1,636	$20,113	$5,787	$42,136

Sanofi Agreements

Sanofi 2022 License Agreement

The Company recognized revenue under the Sanofi 2022 License Agreement of $15.6 million for the three months ended September 30, 2025. All performance obligations under this agreement were satisfied in prior periods. As of September 30, 2026, and December 31, 2025, no development, regulatory, or commercial milestones were achieved or considered probable.

Sanofi 2023 License Agreement

On July 17, 2026, the Company entered into an amendment to the Sanofi 2023 License Agreement that extended Sanofi's nomination period to select one additional licensed target under the license and expanded the license to include the Company's ELXR epigenetic silencing technology for that target.

The Company recognized less than $0.1 million in collaboration revenue under the Sanofi 2023 License Agreement for the three and nine months ended September 30, 2026 and less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $15.6 million was classified as current deferred revenue, and $13.0 million was classified as non-current deferred revenue. No milestones were met or were deemed probable in the three and nine months ended September 30, 2026 and 2025.

Prevail License Agreement

Under the Prevail License Agreement, the Company is eligible to receive up to $110.0 million in research and development milestones and up to $1.1 billion in commercial milestones. The Company recognized $1.6 million and $5.8 million of collaboration revenue for the three and nine months ended September 30, 2026 and $4.5 million and $26.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the total estimated variable consideration for research and development services was $30.6 million. No additional milestones have been achieved or are considered probable as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the Company had $9.8 million classified as current deferred revenue related to this agreement, which is expected to be recognized over the remaining term of the performance obligations.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Balance at December 31, 2025	Additions	Revenue Recognized	Balance at September 30, 2026
Contract Liabilities:
Deferred revenue	$41,023	$ -	$(2,651)	$38,372

	Balance at December 31, 2024	Additions	Revenue Recognized	Balance at September 30, 2025
Contract Liabilities:
Deferred revenue	$72,419	$ -	$(29,280)	$43,139

7. Government Grants

In May and June 2026, the Company entered into Notices of Award with CIRM for preclinical development funding for the Company’s STX-1400 and STX-1200 programs, respectively. The awards provide for aggregate CIRM funding commitments of approximately $25.7 million, consisting of approximately $13.0 million for STX-1400 and approximately $12.7 million for STX-1200, subject to the achievement of specified operational milestones, compliance with reporting requirements, availability of CIRM funds and other conditions. The awards have estimated project periods extending from April 2026 through September 2029 for the STX-1400 program and from April 2026 through March 2029 for the STX-1200 program. The Company is also required to provide aggregate co-funding of approximately $7.1 million from non-CIRM sources.

The CIRM awards include 5% holdback payments that are payable only upon CIRM’s receipt and approval of specified final reporting requirements. The awards also include reporting, operational milestone, intellectual property, access, affordability and revenue sharing provisions applicable to CIRM-funded technology. Under the terms of the awards, the Company may be required to make future revenue sharing payments and royalties on commercial sales of products developed using CIRM-funded technology, generally at low single-digit percentage rates. Certain intellectual property, access, affordability and revenue sharing obligations may continue beyond the project periods specified in the award agreements. As of September 30, 2026, the Company had not recognized any receivable or grant income related to the holdback amounts because the related conditions had not been satisfied.

During the nine months ended September 30, 2026, the Company received initial CIRM disbursements of approximately $3.8 million. Amounts recognized in earnings were recorded as a reduction of research and development expense, while amounts received in advance of qualifying expenditures were recorded as a government grant liability. As of September 30, 2026, the Company recorded a government grant liability of approximately $3.3 million within accrued expenses and other current liabilities for amounts received in advance of qualifying expenditures. As of September 30, 2026, the Company recorded a government grant receivable of $2.2 million within prepaid expenses and other current assets for grant funds for which collection was considered probable.

8. Convertible Note Payable

On May 11, 2023, the Company issued an 8% convertible promissory note (the “Lilly Note”) to Eli Lilly and Company with an aggregate principal amount of $30.0 million. The Lilly Note accrued interest at a rate of 8% per annum and matured on May 11, 2026. The Lilly Note contained provisions for conversion into the Company's equity securities upon the occurrence of certain financing, public offering or change-in-control events. Upon maturity on May 11, 2026, the Lilly Note became contractually convertible into shares of the Company's common stock in accordance with its terms. On July 17, 2026, the Company issued 1,054,828 shares of common stock in settlement of the outstanding principal and accrued interest associated with the Lilly Note. Following the issuance of such shares, the Lilly Note was fully extinguished and no amounts remained outstanding under the arrangement. The Company derecognized the Lilly Note at its conversion-date fair value of $37.8 million and recorded common stock at par value, with the remainder recorded in additional paid-in capital.

The fair value of the Lilly Note was $35.3 million as of December 31, 2025.

9. Commitments and Contingencies

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future.

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Research and Development Agreements

The Company enters into contracts in the normal course of business with third-party vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time. As of September 30, 2026 and December 31, 2025, there were no amounts accrued related to termination and cancellation charges as the Company has not determined cancellation to be probable.

License Agreements

The Company entered into the Regents Agreement and Acuitas Agreements (Note 6), which require it to pay milestones contingent upon the meeting of specific events and royalties on future sales. As of September 30, 2026 and December 31, 2025, no milestones were due and payable.

10. Redeemable Convertible Preferred Stock

On July 27, 2026, upon the closing of the initial public offering, all 4,915,299 outstanding shares of redeemable convertible preferred stock automatically converted into 4,915,299 shares of common stock on a one-for-one basis after giving effect to the Reverse Stock Split. The carrying amount of $120.4 million was reclassified to common stock at par value and additional paid-in capital. The automatic conversion occurred pursuant to the existing contractual terms and did not result in recognition of a gain or loss. Following the conversion, no redeemable convertible preferred stock remained outstanding.

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

11. Common Stock

Prior to the IPO, common stockholders were entitled to dividends when and if declared by the Board of Directors, subject to the prior rights of the redeemable convertible preferred stockholders. The holder of each share of common stock was entitled to one vote. The common stockholders voting as a class were entitled to elect two members to the Company’s Board of Directors. No dividends have been declared since the inception of the Company.

Upon the closing of the IPO, the Company's amended and restated certificate of incorporation became effective. As of September 30, 2026, the Company was authorized to issue 500,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value of $0.001 per share. There are no shares of preferred stock issued or outstanding as of September 30, 2026.

Holders of common stock are entitled to one vote for each share held and to receive dividends when and if declared by the board of directors, subject to the rights and preferences of any preferred stock then outstanding. No dividends were declared during the periods presented.

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2026	2025
Conversion of redeemable convertible preferred stock	—	4,915,299
Exercise of outstanding stock option awards	3,007,765	1,180,576
Common Stock Warrants issued and outstanding	—	74,324
Restricted stock issued and outstanding - 2018 Stock Incentive Plan		48,021
Stock options available for future grant - 2018 Stock Incentive Plan	—	152,545
Stock options available for future grant - 2026 Equity Incentive Plan	655,999	—
Shares available for future issuance - 2026 Employee Stock Purchase Plan	173,000	—
Total common stock reserved	3,836,764	6,370,765

12. Equity Incentive Plan and Stock-Based Compensation

2018 Stock Incentive Plan ("2018 Plan") and 2026 Equity Incentive Plan ("2026 Plan")

Prior to the IPO, the Company granted stock awards under the 2018 Plan, adopted in December 2018.

In July 2026, prior to the IPO closing, the Company's board of directors and stockholders approved the 2026 Plan, which became effective on July 23, 2026. The Company initially reserved 2,420,000 shares of common stock for issuance of share-based compensation awards, plus any reserved shares not issued or subject to outstanding grants under the 2018 Plan on the effective date of the 2026 Plan. Awards granted under the 2026 Plan may be either incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock units, RSAs, stock appreciation rights and other stock-based awards.

Options under the 2026 Plan may be granted to the Company's employees, directors, consultants, independent contractors and advisors provided, however, that (i) the exercise price of an option must be at least equal to the fair market value of the shares on the date of grant, (ii) the exercise price of an ISO granted to a greater than 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, and (iii) the term of an ISO granted to a greater than 10% stockholder should not exceed five years. Options may vest based on service or achievement of performance conditions.

2026 Employee Stock Purchase Plan

In July 2026, the Company adopted the 2026 Employee Stock Purchase Plan (the "ESPP"), which became effective on July 23, 2026. The ESPP permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. Each offering period may itself consist of one or more purchase periods. No offering period may be longer than 27 months.

A total of 173,000 shares of common stock were initially reserved for issuance under the ESPP, and such reserve will increase on January 1 of each year, beginning January 1, 2027, by the least of (i) 173,000 shares of common stock, (ii) 1% of the shares of common stock outstanding as of the immediately preceding December 31, or (iii) such lesser number of shares as determined by the compensation committee. Participants are subject to a maximum purchase limitation of 2,500 shares per purchase date and applicable limitations under Section 423 of the Internal Revenue Code.

The first offering period commenced on July 23, 2026 and will end on May 20, 2027, containing one purchase date of May 20, 2027. During the three months ended September 30, 2026, no shares of common stock were purchased under the ESPP.

The fair value of shares expected to be purchased in the first offering period was $5.94 per share and is measured based on grant date at fair value using the Black-Scholes option-pricing model and includes an expected term of 0.82 years, volatility of 93.90%, and a risk-free interest rate of 3.63%.

Performance-Based and Market-Based Awards

On October 6, 2021, the Company granted its Chief Executive Officer an option to purchase 101,320 shares of the Company’s common stock, with vesting contingent upon the successful completion of a specified first-in-human proof-of-concept study. On June 26, 2026, the Company’s Board of Directors approved a grant to its Chief Operating Officer of an option to purchase 13,239 shares of the Company’s common stock, with vesting commencing upon the achievement of specified clinical development milestones. Both of these awards were granted under the 2018 Plan.

The Company recognizes stock-based compensation expense for awards containing performance conditions when achievement of the applicable condition is considered probable. The Company reassesses the probability of achieving each performance condition at every reporting date. No stock-based compensation expense was recognized for these performance-based stock options during the three and nine months ended September 30, 2026 and 2025 because achievement of the applicable conditions was not considered probable.

In July 2026, the Company granted stock options to certain employees, including the Company's executive officers with an exercise price of $15.00 per share, equal to the initial public offering price of the Company’s common stock. Vesting is contingent upon the satisfaction of service conditions and market conditions tied to the future trading price of the Company’s common stock. The market-based vesting condition is satisfied in three separate tranches upon the Company’s common stock price reaching and sustaining, for a specified number of trading days, three specified price thresholds (such tranches “Tranche 1”, “Tranche 2” and “Tranche 3”). To the extent the specified thresholds are not reached within a three-year period following the Company’s IPO, the underlying options automatically expire. Upon satisfaction of the market-based conditions for each of the tranches (“Certification Date”), vesting of each such tranche is further subject to a 24-month service condition, commencing upon the Certification Date.

The Company determined that the awards are equity-classified under ASC 718. The grant-date fair value of the awards was determined by an independent valuation specialist using a Monte Carlo simulation model that incorporated the market conditions and assumptions regarding expected volatility, the risk-free interest rate, the expected term, the expected dividend yield and probability-weighted market-condition outcomes.

Because the awards contain market conditions, the effect of those conditions is reflected in the grant-date fair value. Stock-based compensation expense is recognized over the derived service period, regardless of whether the market conditions are ultimately achieved, provided the requisite service condition is satisfied. The Company does not subsequently reassess the probability of achieving the market conditions.

The requisite service period, including both the derived period for market-based conditions and the service condition period, is 3.6 years, 3.9 years and 4.2 years for Tranches 1, 2 and 3, respectively, and the grant date per share fair value of the options was $7.40, $6.04 and $3.69 for Tranches 1, 2 and 3, respectively. During the three months ended September 30, 2026, the Company recognized $0.3 million as compensation expense related to market-based awards. The unrecognized compensation expense for market-based awards was $5.9 million as of September 30, 2026.

Stock Option Activity

Stock option activity under the 2018 Plan and the 2026 Plan is set forth below:

	Outstanding Awards
	Number of Shares Available for Grant	Options issued and outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2025	152,545	1,180,576	$6.28	6.57	$896
Additional shares authorized for issuance	2,420,000
Options granted	(2,166,337)	2,166,337	$15.02
Options exercised		(89,526)	$6.11
Options forfeited or cancelled	249,791	(249,622)	$8.73
Outstanding on September 30, 2026	655,999	3,007,765	$12.37	8.58	$18,144
Vested and Exercisable at September 30, 2026		765,364	$7.17

The weighted-average grant-date fair value of stock options granted to employees during the nine months ended September 30, 2026 and 2025 was $8.92 per share and $5.87 per share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 was $1.2 million. As of September 30, 2026, the total unrecognized stock-based compensation related to unvested stock options was $18.6 million, which the Company expects to recognize over a remaining weighted-average period of 3.36 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at September 30, 2026.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	84.56% - 88.16%	85.54% - 86.74%
Risk-free interest rate	3.87% - 4.52%	4.06% - 4.11%
Dividend yield	0%	0%
Expected term	4.99 - 6.02 years	5.97 - 6.08 years

Stock Based Compensation

The following table is a summary of total employee and non-employee stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$502	$1,273	$1,606	$2,141
General and administrative	$713	$958	$1,806	$1,437
Total	$1,215	$2,231	$3,412	$3,578

No stock-based compensation related to performance-based awards was recognized in the three and nine months ended September 30, 2026 and 2025 as the performance conditions were not probable.

13. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in its valuation allowance against its deferred tax assets. For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $0.2 million and $0.7 million, compared to an income tax provision of $0.3 million and income tax benefit of $0.7 million for the three and nine months ended September 30, 2025, respectively. During the three months ended September 30, 2026, there were no material changes to the Company’s unrecognized tax benefits. The Company does not have any tax audits or other issues pending.

14. Net Loss Per Share Attributable to Common Stockholders

Before the IPO, the Company's redeemable convertible preferred stock was a participating security because its holders were contractually entitled to participate with common stockholders in dividends on an as-converted basis. Accordingly, the Company applied the two-class method in calculating net income per share for periods in which redeemable convertible preferred stock was outstanding and the Company reported net income.

Under the two-class method, income available to common stockholders is reduced by dividends declared on noncumulative preferred stock, if any, and by the portion of undistributed earnings allocated to participating preferred stock based on the preferred stockholders' contractual participation rights. Because preferred stockholders had no contractual obligation to share in the Company's losses, net losses were not allocated to participating preferred stock and were attributed entirely to common stockholders. Upon completion of the IPO on July 27, 2026, all outstanding redeemable convertible preferred stock converted into common stock and ceased to constitute participating securities.

Basic net income or loss per share attributable to common stockholders is calculated by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution from securities or other contracts to issue common stock. For periods in which the Company reported a net loss, all potentially dilutive securities were excluded because their inclusion would have been antidilutive.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) / income	$(9,863)	$1,472	$(33,687)	$(11,857)
Less: Undistributed earnings allocated to participating convertible preferred stock	—	(1,472)	—	—
Net loss attributable to common stockholders	$(9,863)	$—	$(33,687)	$(11,857)
Denominator:
Weighted-average shares outstanding	14,498,422	2,430,957	6,522,436	2,425,890
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,498,422	2,430,957	6,522,436	2,425,890
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$—	$(5.16)	$(4.89)

For the periods in which the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2026	2025
Convertible preferred stock on an as if converted basis	—	4,915,299
Options to purchase common stock	3,007,765	1,202,351
Common stock warrants	—	74,324
Convertible note payable(1)	—	1,184,229
Total	3,007,765	7,376,203

(1)
The conversion of the convertible note payable into common stock is dependent on the price of shares that may be issued in connection with an IPO, Special Purpose Acquisition Company transaction or Qualified Financing, as well as the completion of such transactions. The number of shares herein is calculated based on the conversion of the convertible note’s outstanding principal and accrued and unpaid interest as of September 30, 2025 into the Company’s common stock at the price of $35.83 per share.

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

The CODM reviews cash, cash equivalents and available-for-sale marketable securities as a measure of segment assets. As of September 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents and available-for-sale marketable securities were $174.2 million and $58.0 million, respectively.

The table below summarizes the segment’s profit or loss, along with significant expense categories which are reviewed by the CODM, for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration Revenue	$1,636	$20,113	$5,787	$42,136
Significant operating expenses:
Research and development:
Internal research expenses	(1,395)	(1,733)	(2,890)	(5,707)
External research and development	(1,913)	(4,848)	(9,783)	(14,885)
Employee-related expenses	(3,015)	(5,606)	(10,321)	(16,710)
Facilities and overhead costs	(1,717)	(1,876)	(4,747)	(5,784)
Professional and consulting fees	(219)	(358)	(645)	(1,211)
General and administrative	(4,239)	(3,531)	(10,084)	(12,863)
Total Operating expenses	(12,498)	(17,952)	(38,470)	(57,160)
Interest income and other income (expense), net	1,230	772	2,128	2,716
Interest expense	—	(598)	(875)	(1,795)
Change in fair value of Convertible Note	—	(539)	(1,585)	1,543
(Loss) / income before income taxes	(9,632)	1,796	(33,015)	(12,560)
(Provision for) / benefit from income taxes	(231)	(324)	(672)	703
Net (loss) / income	$(9,863)	$1,472	$(33,687)	$(11,857)

16. Subsequent Events

The Company evaluated subsequent events and determined that there were no subsequent events requiring recognition or disclosure in the condensed financial statements, other than as disclosed elsewhere in these notes.

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

Our lead product candidate, STX-1150, is a clinical-stage CRISPR-based epigenetic silencing therapy designed to reduce low-density lipoprotein cholesterol, or LDL-C, through repression of PCSK9 expression without inducing permanent DNA sequence modifications. STX-1150 utilizes our proprietary ELXR technology and is designed to deliver durable LDL-C lowering through epigenetic regulation of gene expression. In 2026, we initiated a first-in-human Phase 1 clinical trial of STX-1150 in adults with elevated LDL-C and increased risk of ASCVD. The trial is ongoing and is designed to evaluate safety, tolerability, and LDL-C lowering activity following administration of STX-1150. We expect to report initial clinical data from the single ascending dose portion of the trial in the first half of 2027.

In 2026, we presented preclinical data supporting the development of STX-1150. We believe these findings support the clinical development of STX-1150.

Beyond STX-1150, we are advancing two wholly owned cardiometabolic product candidates based on our XE gene editing technology. STX-1200 targets LPA and is designed to durably lower lipoprotein(a), or Lp(a). STX-1400 targets APOC3 and is being developed to reduce triglyceride-rich lipoproteins and address diseases driven by severe hypertriglyceridemia. In 2026, the California Institute for Regenerative Medicine, or CIRM, awarded us approximately $25.7 million of multi-year grant funding to support the advancement of STX-1200 and STX-1400 toward clinical development.

In addition to our wholly owned pipeline, we have established strategic collaborations with Eli Lilly and Sanofi to apply our precision-engineered CRISPR technologies in therapeutic areas outside of cardiometabolic disease. During the third quarter of 2026, we amended our collaboration with Sanofi to provide Sanofi access to our ELXR epigenetic silencing technology in addition to our XE gene editing technology and extended Sanofi’s nomination period for target selection under the license agreement.

Since our inception, we have devoted substantially all of our resources to technology development, research activities, preclinical and clinical development, manufacturing process development, intellectual property protection, organizational growth and capital raising activities. We have generated revenue primarily through collaboration and license agreements and have incurred significant operating losses and negative cash flows from operations. As of September 30, 2026, we had not generated any revenue from product sales. In July 2026, we completed our initial public offering ("IPO"), including the full exercise of the underwriters’ option to purchase additional shares, and a concurrent private placement to Sanofi, resulting in aggregate gross proceeds of approximately $155.5 million. After deducting underwriting discounts and commissions and other offering costs associated with the IPO and issuance costs associated with the concurrent private placement, aggregate net proceeds were approximately $140.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2029. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We expect to continue to incur substantial operating losses for the foreseeable future as we advance our clinical and preclinical programs, expand our research and development activities, invest in manufacturing and clinical capabilities and support the infrastructure required to operate as a public company.

Financial Overview

Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily through proceeds received under collaboration and license agreements with our collaboration partners, the issuance and sale of redeemable convertible preferred stock, the issuance of a convertible note, government grants and the proceeds from our IPO and concurrent private placement. We do not expect to generate revenue from commercial product sales unless and until we successfully develop and obtain regulatory approval for one or more of our product candidates, and we cannot assure that we will ever generate significant revenue from product sales or achieve profitability.

Since inception, we have incurred significant losses and negative cash flows from operations. We incurred net losses of approximately $9.9 million and $33.7 million for the three and nine months ended September 30, 2026, respectively. Our losses have resulted primarily from costs incurred in connection with research and development activities, including platform development, product candidate advancement and personnel-related costs, as well as general and administrative expenses associated with supporting our operations and operating as a public company.

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

In July 2026, we completed our IPO and concurrent private placement, generating aggregate gross proceeds of approximately $155.5 million and aggregate net proceeds of approximately $140.2 million after deducting underwriting discounts, commissions and offering expenses. These transactions significantly increased our available capital resources. In connection with becoming a public company, we expect to incur additional costs associated with legal, accounting, compliance, investor relations, insurance, corporate governance, internal controls and financial reporting requirements.

As of September 30, 2026, we had $174.2 million in cash, cash equivalents and short-term available-for-sale marketable securities. Based on our current operating plan, we believe our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first half of 2029. Our future capital requirements will depend on numerous factors, including the timing and progress of our research and development activities and clinical trials, manufacturing activities, the timing and amount of government grant funding, potential strategic collaborations and the achievement of milestones under existing collaboration agreements. We may seek additional capital through equity offerings, debt financings, collaborations, licensing arrangements or other strategic transactions in the future.

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

Our revenue to date has been generated pursuant to collaboration and license arrangements with strategic partners. Collaboration revenue consists primarily of revenue recognized from upfront payments, research and development services, including full-time equivalent and out-of-pocket reimbursements, milestone and other contingent payments under our collaboration and license arrangements.

In addition to receiving upfront payments, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. We include milestone and other variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

We expect that any collaboration revenue we generate from our current collaboration and license agreements, and from any future collaboration partners, will fluctuate in the future as a result of the timing and amount of research and development activities, achievement of milestones, changes in estimates of variable consideration, satisfaction of performance obligations and other factors.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates and technology platforms. We expense internal and external research and development costs as incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and recognized as expense as the related goods are delivered or services are performed.

Internal research and development costs consist primarily of laboratory supplies, reagents and chemicals, laboratory services and software, and other costs associated with conducting in-house research and preclinical activities.

External research and development costs consist primarily of:

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

Amounts recognized under government grants that compensate us for qualifying research and development expenditures are presented as reductions of research and development expense. Accordingly, the amount of research and development expense recognized in a period may be affected by the timing and amount of qualifying expenditures eligible for reimbursement under our government grant arrangements.

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

Research Funding from Government Grants

We have received government grant awards from the CIRM to support the development of our STX-1400 and STX-1200 programs. We account for these awards as income-related government grants and recognize grant income when the applicable recognition criteria are met. Amounts recognized for qualifying research and development expenditures are presented as reductions of research and development expense. The amount of grant income recognized may fluctuate from period to period based on, among other factors, the timing and amount of qualifying research and development expenditures and achievement of applicable program milestones and other grant requirements.

Interest Income and Other Income, Net

Interest and other income, net primarily consists of interest earned on our cash, cash equivalents, and available-for-sale marketable securities. We expect interest income to vary each reporting period depending on our average bank deposit, money market fund, and marketable securities balances during the period and market interest rates.

Interest Expense

Interest expense primarily consists of coupon interest accrued on the convertible promissory note issued to Eli Lilly and Company in May 2023 through its maturity on May 11, 2026. On July 17, 2026, the note's outstanding principal and accrued interest were converted into shares of our common stock.

Change in Fair Value of Convertible Note

Prior to its conversion in July 2026, our convertible promissory note was measured at fair value, with changes in fair value recognized in earnings during each reporting period. Following the conversion of the convertible promissory note into shares of our common stock on July 17, 2026, we no longer recognize changes in fair value related to the convertible promissory note.

Provision for Income Taxes

Our provision for income taxes consists primarily of federal and state income taxes and changes in uncertain tax positions, as applicable. We have generated net operating losses, or NOLs, since inception and maintain a full valuation allowance against our deferred tax assets because we have concluded that it is more likely than not that such deferred tax assets will not be realized.

Results of Operations

Comparison of the three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change	Change
	2026	2025	$	%
Collaboration revenue	$1,636	$20,113	$(18,477)	(92)%
Operating expenses:
Research and development	8,259	14,421	(6,162)	(43)%
General and administrative	4,239	3,531	708	20%
Total operating expenses	12,498	17,952	(5,454)	(30)%
(Loss) / income from operations	(10,862)	2,161	(13,023)	(603)%
Interest income and other income, net	1,230	772	458	59%
Interest expense	—	(598)	598	(100)%
Change in fair value of convertible note	—	(539)	539	(100)%
Net (loss) / income before provision for income taxes	(9,632)	1,796	(11,428)	(636)%
(Provision for) / benefit from income taxes	(231)	(324)	93	(29)%
Net (loss) / income	$(9,863)	$1,472	$(11,335)	(770)%

Collaboration Revenue

The following table summarizes our collaboration revenue for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Change	Change
	2026	2025	$	%
Lilly	$1,629	$4,464	$(2,835)	(64)%
Sanofi	7	15,649	(15,642)	(100)%
Total collaboration revenue	$1,636	$20,113	$(18,477)	(92)%

Collaboration revenue was $1.6 million for the three months ended September 30, 2026, compared to $20.1 million for the three months ended September 30, 2025. The decrease of $18.5 million, or 92%, primarily reflected lower revenue recognized under the Sanofi collaboration compared with the prior-year period, as well as lower revenue recognized under the Lilly collaboration as a result of reduced reimbursable research and development activities and a lower level of active workplan activities during the current period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Change	Change
	2026	2025	$	%
Internal research expenses	$1,395	$1,733	$(338)	(20)%
External research and development	1,913	4,848	(2,935)	(61)%
Employee-related expenses	3,015	5,606	(2,591)	(46)%
Facilities and overhead costs	1,717	1,876	(159)	(8)%
Professional and consulting fees	219	358	(139)	(39)%
Total research and development	$8,259	$14,421	$(6,162)	(43)%

Research and development expenses decreased by $6.2 million, or 43%, from $14.4 million for the three months ended September 30, 2025 to $8.3 million for the three months ended September 30, 2026. The decrease was primarily attributable to a $2.6 million decrease in employee-related expenses, a $2.9 million decrease in external research and development expenses, a $0.3 million decrease in internal research expenses, a $0.2 million decrease in facilities and overhead costs and a $0.1 million decrease in professional and consulting fees. The decrease in employee-related expenses primarily reflected lower headcount, lower stock-based compensation expense due to the non-recurrence of the 2025 stock option repricing and government grant income recorded as a reduction of expense. The decrease in external and internal research expenses primarily reflected lower manufacturing and preclinical activity and lower laboratory-related costs, as well as government grant income, partially offset by increased clinical-trial costs as STX-1150 advanced into clinical development.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 20%, from $3.5 million for the three months ended September 30, 2025 to $4.2 million for the three months ended September 30, 2026. The increase primarily reflected higher professional fees, personnel-related costs, travel, directors' and officers' insurance and investor relations costs associated with operating as a public company, partially offset by lower stock-based compensation expense due to the non-recurrence of the 2025 stock option repricing and lower intellectual property legal and compliance costs.

Interest Income and Other Income, Net

Interest income and other income, net increased by $0.5 million, or 59%, from $0.8 million for the three months ended September 30, 2025 to $1.2 million for the three months ended September 30, 2026. The increase was primarily due to higher average cash, cash equivalents and available-for-sale marketable securities balances following our IPO and concurrent private placement in July 2026, partially offset by changes in market interest rates and available-for-sale marketable securities yields.

Interest Expense and Change in Fair Value of Convertible Note

No interest expense or change in fair value of the convertible note was recognized for the three months ended September 30, 2026, compared to $0.6 million of interest expense and a $0.5 million loss from the change in fair value of the convertible note for the three months ended September 30, 2025. The $1.1 million decrease in combined expense primarily reflected the conversion of the convertible note into common stock upon maturity in 2026, after which we no longer incurred interest expense or re-measured the note at fair value.

Provision for / benefit from Income Taxes

The provision for income taxes decreased by $0.1 million, or 29%, from $0.3 million for the three months ended September 30, 2025 to $0.2 million for the three months ended September 30, 2026. The current-period provision primarily related to interest accrued on unrecognized tax benefits. We continue to maintain a full valuation allowance against our deferred tax assets.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Our results of operations for the nine months ended September 30, 2026 and 2025 are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
Collaboration revenue	$5,787	$42,136	$(36,349)	(86)%
Operating expenses:
Research and development	28,386	44,297	(15,911)	(36)%
General and administrative	10,084	12,863	(2,779)	(22)%
Total operating expenses	38,470	57,160	(18,690)	(33)%
Loss from operations	(32,683)	(15,024)	(17,659)	118%
Interest income and other income, net	2,128	2,716	(588)	(22)%
Interest expense	(875)	(1,795)	920	(51)%
Change in fair value of convertible note	(1,585)	1,543	(3,128)	(203)%
Loss before provision for / benefit from income taxes	(33,015)	(12,560)	(20,455)	163%
(Provision for) / benefit from income taxes	(672)	703	(1,375)	(196)%
Net loss	$(33,687)	$(11,857)	$(21,830)	184%

Collaboration Revenue

The following table summarizes our collaboration revenue for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
Lilly	$5,780	$26,032	$(20,252)	(78)%
Sanofi	7	16,104	(16,097)	(100)%
Total collaboration revenue	$5,787	$42,136	$(36,349)	(86)%

Collaboration revenue was $5.8 million for the nine months ended September 30, 2026, compared to $42.1 million for the nine months ended September 30, 2025, a decrease of $36.3 million, or 86%. Revenue from the Lilly collaboration decreased by $20.3 million to $5.8 million, primarily reflecting differences in the timing and level of revenue recognized and activities performed under the applicable research and development workplans. Revenue from the Sanofi collaboration decreased by $16.1 million to less than $0.1 million, primarily reflecting revenue recognized in the prior-year period upon satisfaction of the related performance obligation.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
Internal research expenses	$2,890	$5,707	$(2,817)	(49)%
External research and development	$9,783	14,885	(5,102)	(34)%
Employee-related expenses	$10,321	16,710	(6,389)	(38)%
Facilities and overhead costs	$4,747	5,784	(1,037)	(18)%
Professional and consulting fees	$645	1,211	(566)	(47)%
Total research and development	$28,386	$44,297	$(15,911)	(36)%

Research and development expenses decreased by $15.9 million, or 36%, from $44.3 million for the nine months ended September 30, 2025 to $28.4 million for the nine months ended September 30, 2026. The decrease was primarily attributable to a $6.4 million decrease in employee-related expenses, a $5.1 million decrease in external research and development expenses, a $2.8 million decrease in internal research expenses, a $1.0 million decrease in facilities and overhead costs and a $0.6 million decrease in professional and consulting fees. The decrease in employee-related expenses primarily reflected lower headcount, lower stock-based compensation expense due to the non-recurrence of the 2025 stock option repricing and government grant income recorded as a reduction of expense. The decrease in external and internal research expenses primarily reflected lower manufacturing, preclinical and laboratory-related costs and government grant income, partially offset by higher research milestone and clinical-trial costs.

General and Administrative Expenses

General and administrative expenses decreased by $2.8 million, or 22%, from $12.9 million for the nine months ended September 30, 2025 to $10.1 million for the nine months ended September 30, 2026. The decrease primarily reflected a higher allocation of shared facilities and personnel costs to research and development and the absence of certain prior-year offering-related costs, partially offset by higher professional services and other costs associated with operating as a public company.

Interest Income and Other Income, Net

Interest income and other income, net decreased by $0.6 million, or 22%, from $2.7 million for the nine months ended September 30, 2025 to $2.1 million for the nine months ended September 30, 2026. The decrease primarily reflected changes in average cash, cash equivalents and available-for-sale marketable securities balances and the related yields during the periods presented.

Interest Expense and Change in Fair Value of Convertible Note

Interest expense and the change in fair value of the convertible note resulted in $2.5 million of net expense for the nine months ended September 30, 2026, compared to $0.3 million of net expense for the nine months ended September 30, 2025. The $2.2 million increase in net expense primarily reflected the year-over-year change in the fair value of the convertible note, partially offset by lower interest expense.

Provision for / benefit from Income Taxes

Income taxes changed by $1.4 million, from a $0.7 million benefit for the nine months ended September 30, 2025 to a $0.7 million expense for the nine months ended September 30, 2026. The prior-year benefit was primarily attributable to the carry back of research and development tax credits against taxable income recognized in prior years, while the current-year expense primarily related to interest accrued on unrecognized tax benefits. We have recorded a full valuation allowance against our deferred tax assets.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. To date, we have funded our operations primarily through proceeds from collaboration and license agreements, the issuance of equity securities, our initial public offering and concurrent private placement, convertible debt financings and government grants.

As of September 30, 2026, we had $174.2 million in cash, cash equivalents and short-term available-for-sale marketable securities, compared to $58.0 million as of December 31, 2025. Our cash, cash equivalents and available-for-sale marketable securities are primarily invested in highly liquid investment-grade securities and money market funds. Our primary uses of capital are funding research and development activities, including the advancement of our product candidates and technology platforms, manufacturing activities, clinical development activities, and general and administrative expenses to support our operations.

On July 27, 2026, we completed our initial public offering, or IPO, of 9,867,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase an additional 1,287,000 shares, at a public offering price of $15.00 per share. Concurrently with the IPO, we completed a private placement of 500,000 shares of our common stock to an affiliate of Sanofi at a price of $15.00 per share. In aggregate, the IPO and concurrent private placement generated approximately $155.5 million of gross proceeds. After deducting underwriting discounts, commissions and other offering costs, we received aggregate net proceeds of approximately $140.2 million from the IPO and concurrent private placement.

We believe our existing cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first half of 2029. Our estimate is based on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. We will continue to monitor our capital requirements and may pursue additional financing opportunities, strategic collaborations or other business development transactions to support the advancement of our pipeline and technology platforms.

The 8% convertible promissory note issued to Eli Lilly and Company, or the Lilly Note, matured on May 11, 2026, and on July 17, 2026, the outstanding principal balance and accrued interest were settled through the issuance of approximately 1.05 million shares of our common stock in accordance with its terms. The Lilly Note had an outstanding principal balance of $30.0 million and accrued interest of approximately $7.8 million at the time of conversion. No cash payments were required in connection with the conversion, and the Lilly Note was fully extinguished following the conversion. As a result, as of September 30, 2026, we had no outstanding indebtedness associated with the Lilly Note.

In December 2025, the CIRM awarded us grants totaling up to approximately $25.7 million to support the development of our STX-1200 and STX-1400 programs, which we accepted during the second quarter of 2026. Funding under the grants is subject to the achievement of specified operational milestones and compliance with the terms and conditions of the grant agreements. We expect future grant disbursements to support the continued advancement of these programs.

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
•
the timing and amount of milestone and other payments we are obligated to make under our licensing agreements, including the UCB Exclusive License Agreement, the Acuitas Agreements and any future license agreements;
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

Although we believe our existing cash, cash equivalents and available-for-sale marketable securities as of September 30, 2026 will fund our operations into the first half of 2029, we may seek additional capital earlier due to favorable market conditions, strategic opportunities, or changes in operating plans. Until we generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements, government grants and other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed, on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If additional funding is required and is unavailable on acceptable terms, we may be required to delay, reduce or discontinue portions of our development programs or other strategic initiatives.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(24,143)	$(31,546)
Cash provided by investing activities	42,653	28,101
Cash provided by financing activities	140,744	51
Net change in cash, cash equivalents and restricted cash	$159,254	$(3,394)

Operating Activities

Cash used in operating activities was $24.1 million for the nine months ended September 30, 2026, compared to $31.5 million for the nine months ended September 30, 2025. Cash used in operating activities for the 2026 period reflected a net loss of $33.7 million, partially offset by $8.5 million of noncash adjustments and $3.8 million of cash received from government grants, and included $2.7 million of net cash outflows from changes in operating assets and liabilities. Cash used in operating activities for the 2025 period reflected a net loss of $11.9 million and $30.9 million of net cash outflows from changes in operating assets and liabilities, partially offset by $11.2 million of noncash adjustments. The decrease in cash used in operating activities was primarily attributable to lower net cash outflows from changes in operating assets and liabilities, partially offset by a higher net loss.

Investing Activities

Cash provided by investing activities was $42.7 million for the nine months ended September 30, 2026, compared to $28.1 million for the nine months ended September 30, 2025. Investing activities for the 2026 period primarily reflected $47.5 million of available-for-sale marketable securities maturities, partially offset by $4.8 million of available-for-sale marketable securities purchases. Investing activities for the 2025 period primarily reflected $80.0 million of available-for-sale marketable securities maturities, partially offset by $50.6 million of available-for-sale marketable securities purchases and $1.3 million of property and equipment purchases.

Financing Activities

Cash provided by financing activities was $140.7 million for the nine months ended September 30, 2026, compared to less than $0.1 million for the nine months ended September 30, 2025. Financing activities for the 2026 period primarily reflected $137.6 million of IPO proceeds after underwriting discounts and commissions, $7.4 million of net proceeds from the concurrent private placement and $0.6 million from stock option exercises, partially offset by $4.9 million of offering-cost payments. Financing activities for the 2025 period consisted of proceeds from stock option exercises.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Critical Accounting Estimates

Significant accounting policies are described in Note 2 to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, we adopted ASC 832, Government Grants, as described in Note 2. Other than the adoption of ASC 832 and the related government grant accounting policy, there were no material changes to our significant accounting policies during the nine months ended September 30, 2026.

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

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026 from those disclosed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" included in our final prospectus filed pursuant to Rule 424(b)(4) on July 24, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information otherwise required by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed financial statements and the related notes included in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. We cannot assure you that any of the events discussed below will not occur. These events could have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any product revenue to date, and have financed our operations principally through private placements of our preferred stock, collaboration revenue and, more recently, our initial public offering, concurrent private placement and government grant funding. Our outstanding convertible note was converted into shares of our common stock in July 2026 in accordance with its terms. Our net losses were $33.7 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $191.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Substantial doubt as to our ability to continue as a going concern existed as of June 30, 2026 and was alleviated only as a result of our initial public offering and the concurrent private placement. If substantial doubt recurs and we cannot continue as a going concern, our stockholders may lose some or all of their investment in our company.

Our unaudited interim financial statements, included elsewhere in this Quarterly Report, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and satisfy our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from our inability to continue as a going concern. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $174.2 million. We have incurred recurring losses since inception, including a net loss of $33.7 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $191.4 million. Based on our capital resources on hand as of September 30, 2026, which consist of cash, cash equivalents and marketable securities, we believe that we have sufficient liquidity to fund our current and planned operations for at least twelve months from the date of issuance of our financial statements. Accordingly, substantial doubt about our ability to continue as a going concern was not raised as of September 30, 2026. Substantial doubt could arise in future periods if we use our capital resources sooner than expected or are unable to obtain additional funding when needed.

Additionally, if we are unable to obtain funding, through equity financings, debt financings, or other capital sources, we could be forced to delay, reduce, or eliminate some or all of our programs, product candidates, development of our platform, or commercialization efforts. Any such actions could adversely affect our business prospects or our ability to continue as a going concern. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to fund continuing operations, if at all. Even if we are able to raise additional capital, there is no guarantee the proceeds would be sufficient to support our operating plans for at least the next twelve months from the date of issuance of our financial statements. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us.

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

The development of genetic medicines through our proprietary technologies, ELXR and XE, including the initiation of clinical trials and preclinical studies for our pipeline programs targeting PCSK9, LPA, and APOC3 and any product candidates, will require substantial funds. As of September 30, 2026, we had $174.2 million in cash, cash equivalents, and available-for-sale marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents, and available-for-sale marketable securities as of September 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2029. Substantial doubt about our ability to continue as a going concern existed as of June 30, 2026 and was alleviated as a result of the completion of our initial public offering and the concurrent private placement, which resulted in aggregate net proceeds of approximately $140.2 million. Our operating plan is based on assumptions that may prove to be incorrect, however, and we could exhaust our available capital resources sooner than we expect. If we are unable to obtain additional funding when needed, substantial doubt about our ability to continue as a going concern could recur in future periods, and we may be forced to delay, reduce, or eliminate some or all of our programs, product candidates, development of our platform, or commercialization efforts.

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

•
the timing and amount of milestone and other payments we are obligated to make under our licensing agreements, including the UCB Exclusive License Agreement, the Acuitas Agreements and any future license agreements;

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

We are focused on developing engineered genetic medicines utilizing our proprietary technologies, ELXR and XE, which are new and unproven. ELXR and XE, which we have developed and are utilizing in our research and discovery programs, have had little or no clinical testing to date. ELXR is being evaluated in humans for the first time in our ongoing Phase 1 clinical trial of STX-1150, and XE has not yet been clinically tested. The scientific evidence to support the feasibility of selection of targets and development of product candidates based on genetic modification technologies is both preliminary and limited. Successful development of product candidates will require us to safely deliver product candidates using ELXR and XE into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. We may need to address other safety issues as well, and to demonstrate the potential value of these product candidates, and, in some cases, we may need to achieve these goals with a single administration and demonstrate a permanent correction. There can be no assurance that ELXR and XE will achieve these goals, lead to the development of genetic medicine, or be successful in addressing any or all of these challenges. Additionally, while we currently expect to use lipid nanoparticles, or LNPs, for delivery of our ELXR- and XE-based product candidates, the LNPs we expect to utilize will need to be evaluated as part of the clinical trials of our investigational product candidates.

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

Further, we or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, our ongoing Phase 1 clinical trial of STX-1150 or any future clinical trials that we could conduct that could delay or prevent our ability to receive regulatory approval or commercialize our clinical product candidates or any product candidates, including:

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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

Patient enrollment is a significant factor in the timing and completion of clinical trials, and the timing of our clinical trials will depend, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We or our collaborators may not be able to conduct clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other comparable regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. If patients are unwilling to participate in our gene editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies and trials, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors currently have, and may in the future have, ongoing clinical trials for product candidates that treat the same indications as the product candidates we are developing and may develop in the future, and patients who would otherwise be eligible for our clinical trials may instead choose to enroll in clinical trials of our competitors’ product candidates. Furthermore, risks related to patient enrollment are heightened in longer clinical trials.

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
•
different standards-of-care for patients with a particular disease;
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

The durability of epigenetic modulation may not translate from preclinical models to humans.

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

We are developing certain proprietary technologies to support our product candidates. This has and will continue to lead to significant challenges to develop a corresponding set of technical capabilities in support of these technologies. A variety of serious adverse events, undesirable side effects or unexpected characteristics may occur. Such events, side effects or characteristics could delay or prevent regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential regulatory approval of any product candidates we may develop. In addition, ELXR, XE, or any other technologies that we develop may lead to other issues, such as inability to deliver the desired efficacy or safety-related consequences, as they are tested in clinical trials.

Any favorable results we may have in our preclinical studies or clinical trials we conduct may not be predictive of results that may be observed in later preclinical studies or clinical trials. Furthermore, our Phase 1 clinical trial of STX-1150 is ongoing, and we have not yet reported any clinical trial results to date. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Many product candidates that initially showed promise in early-stage testing for treating a variety of diseases have later been found to lack efficacy or to cause side effects that prevented further clinical development of the product candidates.

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

A significant risk in any gene editing product candidate is the result of “off-target” edits in the case of genome editing and transcriptional changes in the case of epigenetic changes. Off-target changes outside the intended site of gene modification, or unintended consequences of on- and off-target modification, may occur, which could cause serious adverse events, undesirable side effects, or unexpected characteristics. Although we engineered ELXR and XE to reduce the risk of off-target edits, we have only recently begun clinical testing of ELXR in our Phase 1 clinical trial of STX-1150 and have not yet conducted clinical trials with product candidates for using XE, so it is possible that we will detect off-target edits or other unintended consequences of on- or off-target modifications. Current information is limited and we cannot be certain that any product candidates we identified or may identify and develop will not cause off-target editing or that other unintended consequences of on- or off-target editing will not occur and cause serious adverse events in our ongoing or future clinical trials. During clinical development, regulators may require, or we may determine to include, nonclinical studies of off-target gene expression in additional human cell types if warranted by biodistribution findings, observations of on-target treatment-dependent methylation in extrahepatic cells or tissues in future studies, or evolving regulatory expectations. Furthermore, the lack of observed serious side effects in any preclinical studies does not guarantee that such side effects will not occur in human clinical trials of any potential product candidates, which would adversely impact our development programs and business.

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

Certain of our collaboration and license agreements include substantial milestone and royalty payments in the event we achieve specified development, regulatory, and commercial targets. If we fail to successfully research, develop, and commercialize as required to achieve those milestone and royalty payments, we will not be entitled to such payments. Further, certain of our agreements, such as our Sanofi 2023 License Agreement (as defined herein), provide for nomination, selection, development, regulatory, and/or commercial milestone payments on a per licensed target or licensed product basis. If any of such licensed targets fail to develop into a licensed product, we will not receive certain of such milestone payments and will fail to realize the full economic value under such agreements. In certain cases, our counterparties may also terminate the agreements if we fail to achieve specified milestones, or may otherwise terminate in their sole discretion regardless of the performance of our platform and products. In many instances, our receipt of milestone or royalty payments depends on the performance of our counterparties and we have little, if any, control regarding whether such targets are achieved. In addition to other adverse effects on our business that may result from unsuccessful research and product candidates, any failure to achieve milestones under our current, or future, collaboration and license agreements may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We rely, and expect to continue to rely, on third parties to conduct our clinical trials and some aspects of our research, as well as some aspects of our delivery methods, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently, and expect to continue to, rely on third parties, such as CROs, clinical data management organizations, medical institutions, preclinical laboratories, and clinical investigators, to conduct our clinical trials and some aspects of our research. For example, we rely on Acuitas Therapeutics, Inc., or Acuitas, to supply LNPs pursuant to our development and option agreement with them and on various third parties to conduct some of our preclinical animal experiments. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

Although we design the clinical trials for our product candidates, CROs conduct some or all aspects of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct preclinical studies and clinical trials also results in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Among other reasons that may delay or impact the development of our potential product candidates, outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
undergo changes in priorities or become financially distressed; and
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs and other third parties do not perform such preclinical studies and clinical trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development, regulatory approval, and commercialization of our potential product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our potential product candidates, or our development programs may be materially and irreversibly harmed.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our therapies, producing additional losses and depriving us of potential product revenue.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries largely depends upon our ability to attract, motivate and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on the scientific and management expertise of Dr. Oakes, our President and Chief Executive Officer, and the other members of our management team and other key employees and advisors. We currently do not maintain key person insurance on these individuals.

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

As of September 30, 2026, we had 77 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of platform development, preclinical development, clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, business operations, public company compliance, communications, and other corporate development functions, and, if any of our product candidates receive regulatory approval, sales, marketing, and distribution capabilities. If we enter into additional collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing, and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our discovery programs, preclinical development, our clinical trials and the manufacturing of any product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our third-party contract organizations, advisors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of any product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing third-party contract organizations, advisors or consultants or find other competent outside third-party contract organizations, advisors and consultants on economically reasonable terms, or at all.

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

As we conduct clinical trials of our product candidates we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, if approved, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We currently maintain general liability insurance. We may, however, need to obtain higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA or other similar foreign regulations, provide true, complete, and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA or other regulatory approval of any product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws will likely increase. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business, financial condition, results of operations, and prospects, including the imposition of significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or other foreign regulatory body, exclusion from participation in government contracting, healthcare reimbursement, or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of approximately $49.0 million and $59.9 million, respectively, of which the state net operating loss carryforwards begin to expire in 2043. We have federal and state research and development tax credits of $3.1 million and $6.7 million, respectively. The federal research and development tax credits begin to expire in 2044 unless previously utilized, and the state credit carryforwards do not expire. These carryforwards could be further limited if we experience an “ownership change” as described below. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses for any year is limited to no more than 80% of the excess, if any, of current year taxable income (without regard to certain deductions) over any federal net operating losses from taxable years beginning before January 1, 2018. Federal net operating losses generated in tax years beginning before January 1, 2018, may be carried forward for up to 20 taxable years and are not subject to the 80% of taxable income limitation. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders or groups of stockholders over a three-year period. We have completed an analysis of ownership changes through March 31, 2023, and as a result, we experienced an ownership change in October 2018. Such a change did not have a significant impact on our ability to utilize net operating losses and credits that existed as of that date. It is possible that we underwent an additional ownership change as a result of our initial public offering and the concurrent private placement. Because our common stock is now publicly traded, we may undergo further shifts in the ownership of our capital stock as a result of purchases and sales by our stockholders, which are largely outside of our control and which may further limit our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes, as applicable. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

There are several companies utilizing CRISPR-Cas9 technology including CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc. and Caribou Biosciences, Inc. In addition, companies using Cas attachment or novel nuclease technologies include Beam Therapeutics Inc., Prime Medicine, Inc., Tessera Therapeutics, Inc., Mammoth Biosciences, Inc., Arbor Biotechnologies, Inc., and Metagenomi Technologies, Inc., among others. More recently, several companies have emerged focusing on epigenetic modification to modulate protein expression without directly editing DNA, such as nChroma Bio, Inc., Epicrispr Biotechnologies, Inc. and Tune Therapeutics, Inc. We are aware of a number of genetic medicine companies with operations outside of the United States with active cardiometabolic programs, including AccurEdit Therapeutics, CorrectSequence Therapeutics, Epigenic Therapeutics Co., Ltd., and Yoltech Therapeutics Co., Ltd. Several additional companies utilize alternative nuclease-based epigenetic modification technologies, including ZFNs, engineered meganucleases and TALENs. In addition, we face competition from companies utilizing small interfering RNA, or siRNA, oligonucleotides, cell therapy therapeutic approaches and LNP delivery technologies to create therapeutics, including Corsera Health Inc.

Our lead product candidate, STX-1150, and development programs, STX-1200 and STX-1400, target genetic risk factors of ASCVD. There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are also several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., alirocumab, which is marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., inclisiran, which is an siRNA marketed as LEQVIO® by Novartis, and enlicitide, which is an oral peptide marketed as LIPFENDRA® by Merck & Co.

We are also aware of other gene editing programs for LDL-C lowering in development by Verve Therapeutics, a subsidiary of Eli Lilly and Company, and Editas Medicine, Inc. Additionally, there are other investigational therapies targeting PCSK9, including AstraZeneca PLC’s laroprovstat.

Further, several investigational medicines designed to reduce Lp(a) are currently in clinical development. These include, olpasiran, an investigational siRNA medicine targeting Lp(a) licensed by Amgen, zerlasiran, an investigational siRNA medicine being developed by Silence Therapeutics plc, lepodisiran, an investigational siRNA medicine being developed by Eli Lilly and Company, and muvalaplin, an oral small molecule also being developed by Lilly. In addition, CRISPR Therapeutics AG and Verve Therapeutics, a subsidiary of Eli Lilly and Company, have disclosed programs targeting Lp(a) in development.

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

If the patent applications we own or have in-licensed with respect to our current or future product candidates or technologies fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current or future product candidates or technologies, it could dissuade companies from collaborating with us to develop gene editing technologies and threaten our ability to commercialize our future product or technology offerings. Any such outcome could have a material adverse effect on our business.

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

The field of gene editing is competitive and growing, and we may need to obtain licenses to additional intellectual property from others in order to commercialize our CRISPR-based technologies and any product candidates. We may also need to obtain licenses from third parties covering our product candidates or technologies, or covering auxiliary technologies that are still required for the development and commercialization of our product candidates, such as certain delivery methods. For example, we are aware of certain third-party patents and patent applications in the gene repression space that may be related to our future products that incorporate ELXR. We may find it necessary or prudent to obtain licenses from such third-party intellectual property holders, or to challenge the patentability of claims in these third-party patents and patent applications in re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings).

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. However, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, or five years from the expiration date of the patent to be extended. Only one patent per product may be extended and only those claims covering the approved biologic, a method for using it, or a method for manufacturing it may be extended. Moreover, even if we were to seek patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply for the extension within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the extension afforded could be less than we request. If we are unable to obtain patent term extension or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

In addition, third parties may obtain patent rights in the future and claim that use of our product candidates or other technologies infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover our product candidates, or any aspect of their manufacture or use, the holders of any such patents may be able to block our ability to commercialize such product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms, or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Changes in either the patent laws or the interpretation of patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and/or the enforcement or defense of our issued patents. The United States has enacted and implemented wide-ranging patent reform legislation. In addition, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC over the first seven years of the court’s existence and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has experienced several full or partial shutdowns, most recently in late 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed toward reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. Recent and future changes in FDA staffing, including leadership, could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

We conduct, and may in the future conduct clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials. The acceptance of data from clinical trials conducted outside the United States by the FDA or other comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCPs and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with foreign exchange fluctuations, compliance with foreign manufacturing, customs, shipment and storage requirements, and cultural differences in medical practice and clinical research, and diminished protection of intellectual property in some countries.

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

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any of our product candidates. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations include the following:

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

The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, and those enhanced subsidies expired at the end of 2025. The IRA permits the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. While it is unclear how the IRA will continue to be implemented, it will likely have a significant impact on the pharmaceutical industry.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, in May 2025, the administration published an executive order regarding most favored nation, or MFN, drug pricing, which is sometimes referred to as international reference pricing. This executive order directs the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress toward MFN pricing is not delivered, to propose a rule-making plan to impose MFN pricing. In December 2025, CMS proposed two mandatory CMS Innovation Center models to implement MFN pricing: the Global Benchmark for Efficient Drug Pricing, or GLOBE, Model for certain Medicare Part B drugs and the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, Model for certain Medicare Part D drugs. In September 2026, CMS finalized the GLOBE Model, which is scheduled to begin on January 1, 2027, while the GUARD Model has not yet been finalized. If the GUARD Model or other MFN pricing rules are finalized, or if the GLOBE Model is expanded, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. The scope, timing, and potential impact of current and future policy initiatives remain uncertain, and accordingly, we cannot predict how such legal and regulatory changes may affect our business, operations, or financial condition. However, if MFN drug pricing is implemented, the U.S. list price of our products that are also being commercialized outside of the United States could be substantially reduced, which could negatively impact our U.S. product sale revenues and the overall U.S. market opportunity. Even if we do not market products outside of the United States, we will be indirectly affected if our products compete with products that are reduced by MFN pricing.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to healthcare practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. On December 20, 2024, FDA granted an extension of Florida’s SIP authorization for an additional period of six months, until July 6, 2025, and, on June 2, 2025, November 7, 2025 and May 6, 2026, FDA granted additional extensions, most recently until November 6, 2026, after which the authorization expired. It is unclear how and whether this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for any product candidates or additional pricing pressures.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of any product candidates to certain governments, persons, entities, countries and territories, including those that are the target of comprehensive sanctions or an embargo. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents and contractors from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties outside the United States to, among other things, conduct clinical trials and obtain necessary permits, licenses, patent registrations and other regulatory approvals. We or our third parties may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations, such as state-owned entities.

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

The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the stock. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
results of preclinical studies and clinical trials of any product candidates, or those of our competitors or our existing or future collaborators;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell in the public market before or after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the market price of our stock could decline significantly. Each of our officers, directors and holders of substantially all of our outstanding equity securities has entered into a lock-up agreement that restricts their ability to sell or transfer their shares. The lock-up agreements will expire on January 19, 2027. However, Leerink Partners LLC and Goldman Sachs & Co. LLC may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to January 19, 2027.

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

Based on the beneficial ownership of our common stock as of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 59.61% of our voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second Annual Report on Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional person or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should not be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, rising interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, recent military conflicts and geopolitical instability in the Middle East, the potential for significant changes in U.S. policies or regulatory environment, or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any further deterioration in the macroeconomic environment or financial services industry could lead to losses or defaults by our suppliers, which, in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, there has been recent U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the law to determine whether it could have an effect on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

On July 17, 2026, we entered into a stock purchase agreement with Aventis, Inc., a Sanofi company, together with Genzyme Corporation, to purchase $7,500,000 of our common stock in a private placement concurrent with our IPO. This private placement closed on July 27, 2026, concurrently with our IPO, and Aventis, Inc. purchased 500,000 shares of our common stock for an aggregate purchase price of $7,500,000. This transaction was exempt from registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

We received net proceeds of approximately $132.8 million from the initial public offering, after deducting underwriting discounts and commissions and other offering costs payable by us. We received additional net proceeds of approximately $7.4 million from the concurrent private placement, after deducting related issuance costs. Accordingly, aggregate net proceeds from the initial public offering and concurrent private placement were approximately $140.2 million. None of the expenses incurred in connection with the offering were direct or indirect payments to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates, other than payments in the ordinary course of business to our officers for salaries.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated July 23, 2026, filed with the SEC on July 24, 2026 pursuant to Rule 424(b) under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-43409	3.1	July 27, 2026
3.2	Amended and Restated Bylaws.	8-K	001-43409	3.2	July 27, 2026
4.1	Form of Common Stock Certificate.	S-1	333-297246	4.1	July 2, 2026
10.1	Form of Indemnity Agreement.	S-1/A	333-297246	10.1	July 10, 2026
10.2	2026 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-297246	10.3	July 20, 2026
10.3	2026 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-297246	10.4	July 20, 2026
10.4	Non-Employee Director Compensation Policy.	S-1/A	333-297246	10.8	July 20, 2026
10.7	Stock Purchase Agreement, dated July 17, 2026, between the Registrant and Aventis, Inc. (a Sanofi affiliate).	S-1/A	333-297246	10.18	July 20, 2026
10.13†^	License Agreement, dated June 19, 2023, by and between the Registrant and Genzyme Corporation (a Sanofi affiliate), as amended.	S-1/A	333-297246	10.13	July 20, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† The Registrant has omitted portions of the exhibit (indicated by “[*]”) as permitted under Item 601(b)(10) of Regulation S-K.

^ The Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Scribe Therapeutics Inc.

Date: November 12, 2026	By:	/s/ Benjamin L. Oakes
Benjamin L. Oakes, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ David L. Parrot
David L. Parrot
Chief Financial Officer
(Principal Financial and Accounting Officer)